Form 10-Q
period 2017-05-31
Puebla Resources Corp.
filed 2017-06-28
CIK 1690486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-216651

Puebla Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	37-1850314
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Apartado Postal 3-3 Pitillal, CP 48290 Jalisco, Mexico
(Address of principal executive offices)

(702) 475-5278
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section

13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No[X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,800,000 common shares as of June 26, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2017 (unaudited) and November 30, 2017;
F-2	Statements of Operations for the three and six months ended May 31, 2017 (unaudited);
F-3	Statement of Cash Flows for the six months ended May 31, 2017 (unaudited);
F-4	Statement of Stockholder’s Deficit for the six months ended May 31, 2017 (Unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

PUEBLA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
ASSETS	2017	2016
	(Unaudited)

Current assets
Cash	$605	$8,956
Total current assets	605	8,956

Mineral property option - (Note 4)	1,000	-

Total assets	$1,605	$8,956

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$7,700	$4,921
Total current liabilities	7,700	4,921

Long-term liabilities
Note payable - related party - (Note 5)	22,000	-
Accrued interest - related party - (Note 5)	629	-
Total long-term liabilities	22,629	-

Total liabilities	30,329	4,921

STOCKHOLDER’S (DEFICIT) EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued as of May 31, 2017	-	-
Common stock, $0.001 par value 90,000,000 shares authorized, 1,800,000 shares issued as of May 31, 2017	1,800	-
Additional paid in capital	7,200	-
Shares to be issued	-	9,000
Accumulated deficit	(37,724)	(4,965)

Total stockholder’s (deficit) equity	(28,724)	4,035

Total liabilities and stockholder’s (deficit) equity	$1,605	$8,956

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	May 31,	May 31,
	2017	2017

Expenses
Accounting and audit	$5,949	$15,549
Bank charges	133	357
Foreign exchange	2	-
Interest expense – related party	332	629
Legal fees	7,900	8,300
Property exploration costs	2,000	4,000
Office expenses	956	1,729
Transfer and filing fees	2,095	2,195

Net loss	$(19,367)	$(32,759)

Basic and diluted net loss per common share	$(0.01)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	1,800,000	1,800,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

For the Six Months Ended May 31, 2017

(Unaudited)

					Additional
					Paid In	Shares To	Accumulated
	Preferred Shares		Common Shares		Capital	Be Issued	Deficit	Total
	Number	Amount	Number	Amount

Balance, December 1, 2016	-	$-	-	$-	$-	$9,000	$(4,965)	$4,035

Issuance of common stock	-	-	1,800,000	1,800	7,200	(9,000)	-	-
Net loss for the period	-	-	-	-	-	-	(32,759)	(32,759)

Balance, May 31, 2017	-	$-	1,800,000	$1,800	$7,200	$-	$(37,724)	$(28,724)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months
Ended
May 31,
2017

Cash flows used in operating activities
Net loss	$(32,759)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,779
Accrued interest - related party	629

Net cash used in operating activities	(29,351)

Cash Flows used in Investing Activities
Mineral property option	(1,000)

Net cash used in investing activities	(1,000)

Cash Flows from Financing Activities
Proceeds from note payable - related party	22,000

Net cash provided by financing activities	22,000

Decrease in cash during the period	(8,351)

Cash, beginning of the period	8,956

Cash, end of the period	$605

Supplemental information
Interest and taxes paid in cash	$-

Supplemental Disclosure of non-cash transactions
Issuance of common stock	$9,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying consolidated financial statements for the three and six months ended May 31, 2017 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the period from Inception November 7, 2016 to November 30, 2016 included in the Company’s Form S-1.

Operating results for the three and six months ended May 31, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

Note 2

Nature of Operations and Ability to Continue as a Going Concern

Puebla Resources Corp (“Puebla”) was incorporated in the state of Nevada, United States of America on November 7, 2016.  PRC Exploration LLC (“PRC”), a wholly-owned subsidiary of Puebla, was incorporated in Nevada on November 7, 2016.  In the financial statements, the “Company” refers to Puebla and PRC.  The Company was formed for the purpose of acquiring and developing mineral properties.  The Company’s year-end is November 30.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $37,724 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3

Fair Value Measures

The carrying value of the Company’s financial assets and liabilities, which consist of cash, accounts payable and accrued liabilities approximate their fair value due to the short nature of such instruments.  The carrying value of the note payable - related party and the accrued interest thereon approximated its fair value as of May 31, 2017 as the interest rate approximated market.

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

(Unaudited)

Note 4

Mineral Property

a)

Copau and Copau 2 Property

On December 12, 2016, the Company entered into a property option agreement whereby it was granted an option to earn up to a 40% interest in both the Copau and Copau 2 mineral claims, (the “Copau Property”).

On December 16, 2016, subsequent to performing additional due diligence on the Copau property, the Company and the option holder mutually agreed to the cancellation of the property option agreement.  On January 10, 2017, the $15,000 paid upon signing the agreement, was returned to the Company.

b)

Goldstar Property

On January 10, 2017, the Company entered into a property option agreement whereby the Company was granted an option to earn a 100% interest in the Goldstar mineral claim, (the “Goldstar Property”).  The Goldstar Property is located in the Vernon Mining Division of the Province of British Columbia, Canada, and comprises 443 hectares.  The Goldstar Property is subject to a 2% Net Smelter Royalty.

In order to earn the 100% interest in the Goldstar Property, the Company must incur $1,000 upon signing the agreement (paid) and $75,000 of aggregate exploration expenditures, which are to be incurred, on the Goldstar Property on or before December 31, 2022. As of the date of this filing, the Company has incurred $4,000 of exploration expenditures.

Note 5

Note payable - related party

On December 8, 2016, the Company’s President loaned $22,000 to the Company and the Company issued a promissory note for such amount.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2019.

During the three and six months ended May 31, 2017, the Company incurred interest expense of $332 and $629 pursuant to this note payable.  Total accrued interest on this note as of May 31, 2017 was $629 (November 30, 2016 - $nil).

Note 6

Capital Stock

Authorized

10,000,000

Preferred stock of par value $0.001, currently have no rights or restrictions assigned.

90,000,000

Common shares of par value $0.001, voting and participating shares.

Issued

On November 28, 2016, the Company received and accepted a subscription to purchase 1,800,000 common shares at $0.005 per share for aggregate proceeds of $9,000 from the Company’s president.  The shares were issued on March 10, 2017.  Prior to the issuance of the shares of common stock the proceeds were classified as shares to be issued.

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2017

(Unaudited)

Note 7

Income Taxes

The Company recorded no income tax expense for the three and six months ended May 31, 2017, because the estimated annual effective tax rate as zero.  As of May 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Note 8

Subsequent Event

On June 6, 2017, the Company’s President loaned $10,000 to the Company and the Company issued a promissory note for such amount.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an exploration stage mineral exploration company incorporated in Nevada on November 7, 2016.  On November 7, 2016, we incorporated a wholly-owned subsidiary, PRC Exploration LLC in the state of Nevada. On January 1, 2017, our consulting geologist introduced us to an attractive mineral property. We acquired an option on that property whereupon we can acquire 100% legal and beneficial ownership interest in the Goldstar Mineral Property (hereafter the “Mineral Property”). The Mineral Property is located in the Vernon Mining District located in the south-central part of the Province of British Columbia, Canada. It is located on provincial lands administered by the Province of British Columbia.  The legal and ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Mineral Property totals roughly 1,120 acres or 1.75 square miles in size and is located approximately 9 miles northeast of the community of the town of Lumby, British Columbia

We have no proven or probable reserves of commercially viable mineral deposits on our Mineral Claim. Our ongoing exploration activities may include numerous costly exploration phases and we may never find commercially viable mineral deposits on our Mineral Claim. Were we to locate sizable mineral deposits on our Mineral Claim, we would commission an economic feasibility study prior to our development of the mineral deposit. The development of a viable mineral deposit could cost millions of dollars.

The Mineral Property comprises a rectangular shaped block of land of approximately 1.0 miles long by 0.75 miles wide and is underlain by volcanic and sedimentary rocks belonging to the Nicola Group of Upper Triassic and Lower Jurassic age. The Goldstar property has produced consistently high gold values from stream silt samples, with placer gold production reported from Putnam Creek, which is within our mineral claim area.

Our business plan is to proceed with the exploration of our Mineral Claim to determine whether there are commercially exploitable reserves of minerals.  We intend to proceed with an initial exploration program as recommended by our consulting geologist.  Our consulting geologist has recommended a modest program consisting of basic prospecting techniques and geochemical sampling.  From the results of this program follow-up exploration can be planned for later in the same year or the following season.

The budget for our initial exploration program is as follows:

Initial Exploration Budget

Camp Charges			Units	Cost / Unit	Cost
	Geologist	Days	5	$460	$2,300
	Geo Assistant	Days	5	$200	$1,000
	Per diem Costs	Days	10	$200	$2,000
	Truck Rental	Miles	900	$1	$900
	Field Supplies			$400	$400
				Subtotal	$6,600
Geochemical
	Rock Samples		25	$50	$1,250
	Soil Samples		100	$25	$2,500
	Report				$1,500
				Subtotal	$5,250
Miscellaneous
	Management fee	15%			$750
	Contingency	10%			$500
	Canadian Taxes	5%			$600
				Subtotal	$1,850
				Total	$13,700

Our overall operating budget for the fiscal year ending November 30 2017 consists of planned expenditures for our initial mineral exploration program, as described above, and for necessary legal and accounting expenses.

Management’s estimate of our planned expenditures by category and by quarter for the next fiscal year are set forth below:

	Fiscal Year Ending November 30, 2017
	Q1	Q2	Q3	Q4	Category Totals
Expense Category
Mining Exploration	$3,000	$2,000	$0	$0	$5,000
Legal, Accounting	$2,000	$2,000	$2,000	$2,000	$8,000
Totals	$5,000	$4,000	$2,000	$2,000	$13,000

We have not identified commercially exploitable reserves of minerals on our Mineral Claim to date.  We are an exploration stage company and there is no assurance that commercially viable minerals quantities exist on our Mineral Claim.

Results of Operations for the three and six months ended May 31, 2017.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $19,367 for the three months ended May 31, 2017. Our expenses consisted of audit and accounting fees of $5,949, bank charges of $133, a $2 loss on foreign exchange, legal fees of $7,900, office expenses of $956, exploration cost of $2,000, transfer and filing fees of $2,095, and interest expense of $332.  We incurred expenses and a net loss in the amount of $32,759 for the six months ended May 31, 2017. Our expenses for the six-month period consisted of audit and accounting fees of $15,549, bank charges of $357, legal fees of $8,300, office expenses of $1,729, exploration costs of $4,000, transfer and filing fees of $2,195, and interest expense of $629.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate that our legal and accounting expenses will decline over the remainder of the year, while our exploration expenses will likely increase following the completion of our public offering and the initiation of exploration of our Mineral Claim.

Liquidity and Capital Resources

As of May 31, 2017, we had total current assets of $605, consisting of cash in the amount of $605, and current liabilities of $7,700, resulting in working capital of ($7,095).

On December 8, 2016, our sole officer and director loaned the Company $22,000, which is evidenced by a Promissory Note, in the amount of $22,000 with interest accruing on the principal amount at 6% per annum and due on December 31, 2019. On June 6, 2017, subsequent to the end of the current reporting period, our sole officer and director also loaned the Company an additional $10,000, which is evidenced by a Promissory Note in the amount of $10,000 with interest accruing on the principal amount at 6% per annum and due on December 31, 2019

Our sole officer and Director, Mr. Alejandro Vargas, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

We expect to spend approximately $11,000 toward the initial implementation of our business plan over the course of the fiscal year ending November 30, 2017. Consequently, we plan to raise more money to complete our initial exploration program.

Beyond the current fiscal year, we will also require significant additional capital to conduct additional phases of exploration on the Mineral Claim, and, if warranted by the geological results, to undertake commercial mineral production on our mineral claims following completion of exploration activities.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of May 31, 2017, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alejandro Vargas. Based upon this evaluation, we have determined that, as of May 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2017.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note in the amount of $22,000 due December 31, 2019
10.2	Promissory Note in the amount of $10,000 due December 31, 2019
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31,2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Puebla Resources Corp.

Date:	June 28, 2017

By:	/s/ Alejandro Vargas Alejandro Vargas
Title:	Chief Executive Officer, Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer