Form 10-Q
period 2017-08-31
Puebla Resources Corp.
filed 2017-10-10
CIK 1690486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2017

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

(702) 475-5278

(Registrant’s telephone number)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No[X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,210,000 common shares as of October 10, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of August 31, 2017 (unaudited) and November 30, 2016;
F-2	Consolidated Statements of Operations for the three and nine months ended August 31, 2017 (unaudited);
F-3	Consolidated Statement of Stockholder’s Deficit for the nine months ended August 31, 2017;
F-4	Consolidated Statement of Cash Flows for the nine months ended August 31, 2017 (unaudited);
F-5	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

PUEBLA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2017	2016
	(Unaudited)

ASSETS

Current assets
Cash	$1,603	$8,956
Prepaid expenses	500	-
Total current assets	2,103	8,956

Mineral property option - (Note 4)	1,000	-

Total assets	$3,103	$8,956

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$3,735	$4,921
Total current liabilities	3,735	4,921

Long-term liabilities
Notes payable - related party - (Note 5)	32,000	-
Accrued interest - related party - (Note 5)	1,103	-
Total long-term liabilities	33,103	-

Total liabilities	36,838	4,921

STOCKHOLDER’S (DEFICIT) EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none issued as of August 31, 2017	-	-
Common stock, $0.001 par value 90,000,000 shares authorized, 1,800,000 shares issued as of August 31, 2017	1,800	-
Additional paid in capital	7,200	-
Shares to be issued	-	9,000
Accumulated deficit	(42,735)	(4,965)

Total stockholder’s (deficit) equity	(33,735)	4,035

Total liabilities and stockholder’s (deficit) equity	$3,103	$8,956

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	August 31,	August 31,
	2017	2017

Expenses
Accounting and audit	$2,735	$18,284
Bank charges	73	430
Foreign exchange	(11)	(11)
Interest expense - related party	474	1,103
Legal fees	300	8,600
Property exploration costs	-	4,000
Office expenses	790	2,519
Transfer and filing fees	650	2,845

Net loss	$(5,011)	$(37,770)

Basic and diluted net loss per common share	$(0.00)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	1,800,000	1,800,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT

For the Nine Months Ended August 31, 2017

(Unaudited)

			Additional
			Paid In	Shares To	Accumulated
	Common Shares		Capital	Be Issued	Deficit	Total
	Number	Amount

Balance, December 1, 2016	-	$-	$-	$9,000	$(4,965)	$4,035

Shares issued	1,800,000	1,800	7,200	(9,000)	-	-
Net loss for the period	-	-	-	-	(37,770)	(37,770)

Balance, August 31, 2017	1,800,000	$1,800	$7,200	$-	$(42,735)	$(33,735)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months
Ended
August 31,
2017

Cash flows used in operating activities
Net loss	$(37,770)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	(500)
Accounts payable and accrued liabilities	(1,186)
Accrued interest - related party	1,103

Net cash used in operating activities	(38,353)

Cash Flows used in Investing Activities
Mineral property option	(1,000)

Net cash used in investing activities	(1,000)

Cash Flows from Financing Activities
Proceeds from note payable - related party	32,000

Net cash provided by financing activities	32,000

Decrease in cash during the period	(7,353)

Cash, beginning of the period	8,956

Cash, end of the period	$1,603

Supplemental information
Interest and taxes paid in cash	$-

Supplemental Disclosure of non-cash transactions
Issuance of common stock	$9,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying consolidated financial statements for the three and nine months ended August 31, 2017 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the period from Inception November 7, 2016 to November 30, 2016 included in the Company’s Form S-1.

Operating results for the three and nine months ended August 31, 2017 are not necessarily indicative of the results that can be expected for the year ending November 30, 2017.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, has an accumulated deficit of $42,735 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 3

Fair Value Measures

The carrying value of the Company’s financial assets and liabilities, which consist of cash and accounts payable and accrued liabilities approximate their fair value due to the short nature of such instruments.  The carrying value of the note payable - related party and the accrued interest thereon approximated its fair value as of August 31, 2017 as the interest rate approximated market.

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2017

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

Notes payable - related party

Note 1

On December 8, 2016, the Company’s President loaned $22,000 to the Company and the Company issued a promissory note for such amount.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2019.

During the three and nine months ended August 31, 2017, the Company incurred interest expense of $333 and $962 respectively pursuant to this note payable.  Total accrued interest on this note as of August 31, 2017 was $962 (November 30, 2016 - $nil).

Note 2

On June 6, 2017, the Company’s President loaned $10,000 to the Company and the Company issued a promissory note for such amount.  The promissory note is unsecured, bears interest at 6% per annum, and matures on December 31, 2019.

During the three and nine months ended August 31, 2017, the Company incurred interest expense of $141 pursuant to this note payable.  Total accrued interest on this note as of August 31, 2017 was $141 (November 30, 2016 - $nil).

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

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

On September 6, 2017, the Company filed an amended prospectus for the issuance of a maximum of 1,500,000 shares of its common stock at a price of $0.0055 per share.  The offering closed on September 18, 2017 and the Company has issued 1,410,000 shares for gross proceeds of $7,755.

Note 7

Income Taxes

The Company recorded no income tax expense for the three and nine months ended August 31, 2017 because the estimated annual effective tax rate as zero.  As of August 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Note 8

Subsequent Event

Except as disclosed above, there were no other subsequent events which took place after August 31, 2017, which require disclosure in the financial statements.

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

The budget for our initial exploration program is as follows:

Initial Exploration Budget

Camp Charges			Units	Cost / Unit	Cost
	Geologist	Days	5	460	2,300
	Geo Assistant	Days	5	200	1,000
	Per diem Costs	Days	10	200	2,000
	Truck Rental	Miles	900	1	900
	Field Supplies			400	400
				Subtotal	6,600
Geochemical
	Rock Samples		25	50	1,250
	Soil Samples		100	25	2,500
	Report			1,500	1,500
				Subtotal	5,250
Miscellaneous
	Management fee	15%			750
	Contingency	10%			500
	Canadian Taxes	5%			600
				Subtotal	1,850
				Total	13,700

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

Results of Operations for the nine months ended August 31, 2017.

We have not earned any revenues since the inception of our current business operations.

We incurred expenses and a net loss in the amount of $37,770 for the nine months ended August 31, 2017. Our expenses for the nine-month period consisted of audit and accounting fees of $18,284, bank charges of $430, a $11 gain on foreign exchange, interest expense of $1,103, legal fees of $8,600, property exploration costs of $4,000, office expenses of $2,519, and transfer and filing fees of $2,845.

Our losses are attributable to incurring operating expenses and generating no revenues. We anticipate that our legal and accounting expenses will decline over the remainder of the year, while our exploration expenses will likely increase following the completion of our public offering and the initiation of exploration of our Mineral Claim.

Results of Operations for the three months ended August 31, 2017.

We have not earned any revenues since the inception of our current business operations.

We incurred expenses and a net loss in the amount of $5,011 for the three months ended August 31, 2017. Our expenses consisted of audit and accounting fees of $2,735, bank charges of $73, a $11 gain on foreign exchange, interest expense of $474, legal fees of $300, office expenses of $790, and transfer and filing fees of $650.

Liquidity and Capital Resources

As of August 31, 2017, we had cash of $1,603. During the nine months ended August 31, 2017, the Company utilized $38,353 of cash to fund the loss of the operating activities.

On December 8, 2016, Mr. Alejandro Vargas (“Vargas”), our sole officer and director, loaned the Company $22,000, which is evidenced by a Promissory Note, in the amount of $22,000 with interest accruing on the principal amount at 6% per annum and due on December 31, 2019. On June 6, 2017, Vargas also loaned the Company an additional $10,000, which is evidenced by a Promissory Note in the amount of $10,000 with interest accruing on the principal amount at 6% per annum and due on December 31, 2019.

Vargas has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

On September 6, 2017, the Company filed an amended prospectus for the issuance of a maximum of 1,500,000 shares of its common stock at a price of $0.0055 per share.  The offering was closed on September 18, 2017.  On September 18, 2017, the Company issued 1,410,000 shares for aggregate gross proceeds of $7,755 and the shares were issued on September 20, 2017. As a result, we believe we will have sufficient funds to meet our immediate working capital requirements.

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

As of August 31, 2017, we had total current assets of $2,103, consisting of cash of $1,603 and prepaid expenses of $500.  We also had current liabilities of $3,735, resulting in working capital deficit at August 31, 2017 of $1,632.

Our activities to date have been supported by equity financing.  Management continues to seek funding from shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of August 31, 2017, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Alejandro Vargas. Based upon this evaluation, we have determined that, as of August 31, 2017, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Puebla Resources Corp.

Date:	October 10, 2017

By:	/s/ Alejandro Vargas Alejandro Vargas
Title:	Chief Executive Officer Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer