Form 10-K
period 2017-11-30
Puebla Resources Corp.
filed 2018-01-19
CIK 1690486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-216651

Puebla Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	37-1850314
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Apartado Postal 3-3 Pitillal, CP 48290 Jalisco, Mexico

(Address of principal executive offices)

(702) 475-5278

(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes    [X] No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ X ] Yes   [ ] No

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes [  ]  No[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

The aggregate market value of the voting common stock held by non-affiliates of the registrants was $0 at May 31, 2017 as all shares were held by the registrant’s sole officer.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of January 15, 2018, there were 3,210,000 shares of common stock outstanding.

ii

iii

PART I

Item 1. Business.

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

Company Overview

We are an exploration stage mineral exploration company incorporated in Nevada on November 7, 2016.  On November 7, 2016, we incorporated a wholly-owned subsidiary, PRC Exploration LLC in the state of Nevada. On January 1, 2017, our consulting geologist introduced us to an attractive mineral property. We acquired an option on that property whereupon we can acquire 100% legal and beneficial ownership interest in the Goldstar Mineral Property. The Mineral Property is located in the Vernon Mining District located in the south-central part of the Province of British Columbia, Canada. It is located on provincial lands administered by the Province of British Columbia.  The legal and ownership rights on the claim are limited to the exploration and extraction of mineral deposits subject to applicable regulations.  The Mineral Property totals roughly 1,120 acres or 1.75 square miles in size and is located approximately 9 miles northeast of the community of the town of Lumby, British Columbia.

On October 21, 2017 our Geologist visited the Goldstar Mineral Property to carry out the technical work on the Property.

Based upon his findings, our Geologist reported that the Goldstar property remains an early-stage gold exploration target area and as such, requires more extensive preliminary exploration surveys, such a wide spread reconnaissance prospecting, rock mapping, soil sampling as well as a more detailed stream sediment sampling program, within both branches of the Goldstar Creek drainage area. Results from a consistent closer-spaced stream sampling program will hopefully better define the specific limits of anomalous to non-anomalous gold concentrations in sampled stream sections. If target areas are located, it is recommended that a survey grid be established, consisting of 25 to 50 meter line spacings with 25 meter station intervals. Within this survey grid, detailed geological and prospecting evaluations should be carried out along with pit sampling and/or geophysical survey programs. Based on a compilation of these results, a diamond drill program may be designed to explore and define the potential resources.

Employees

We have no employees as of the date of this Annual Report other than Mr. Alejandro Vargas (“Vargas”) our president, CEO, CFO and sole director. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

On November 7, 2016, we incorporated a wholly-owned subsidiary, PRC Exploration LLC in the State of Nevada.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A. Risk Factor

A smaller reporting company is not required to include this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our Principal executive offices are located Apartado Postal 3-3 Pitillal, CP 48290 Jalisco, Mexico and 50 West Liberty Street, Suite 880 Reno, Nevada 89501.

Item 3. Legal Proceedings

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to our knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of our officers, directors, or affiliates.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are not quoted on any market.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Stockholders of Our Common Shares

The Company has 36 stockholders of record of its common stock. As of November 30, 2017, we had 3,210,000 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Common stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our Board of Directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our Board of Directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our Board of Directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our Board of Directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Recent Sales of Unregistered Securities

We closed an issue of 1,800,000 shares of common stock on November 28, 2016 to Vargas, Mr. Vargas acquired these shares in exchange for $9,000 at a price of $0.005 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  On September 18, 2017, the company issued 1,410,000 shares of common stock at a price of $0.0055 per share for a total of $7,755. These shares were issued pursuant to the Company’s S1 Registration dated June 6, 2017, and are free trading We did not engage in any general solicitation or advertising.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the fiscal year ended November 30, 2017 and the comparative period from Inception (November 7, 2016) to November 30, 2016

We have not earned any revenues since the inception of our current business operations. We incurred operating expenses in the amount of $50,575 for the year ended November 30, 2017. And during the period from Inception (November 7, 2016 to November 30, 2016) we incurred operating expenses of $4,965.

Our expenses during the year consisted of audit and accounting fees of $23,281, (period ended November 30, 2016 - $nil) bank charges of $515 (period ended November 30, 2016 - $41), a gain on foreign exchange of $7 (period ended November 30, 2016 – loss of $3), legal fees of $10,606 (period ended November 30, 2016 - $900) office expenses of $3,269 (period ended November 30, 2016 -$250), transfer and filing fees of $6,329 (period ended November 30, 2016 -$1,771), and mineral property exploration costs of $5,000 (period ended November 30, 2016 -$2,000).  Finally, we incurred interest expense of $1,582 (period ended November 30, 2016 - $nil).

For the year ended November 30, 2017 we reported a net loss of $50,575, and for the period from inception to November 30, 2016 we reported a net loss of $4,965.  As of November 30, 2017, our accumulated deficit is $55,540.

Our losses are attributable to incurring operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2017, we had current assets of $3,700, consisting of cash.  We had current liabilities of $10,003.  Accordingly, we had a working capital deficit of $6,303 as of November 30, 2017.

On December 8, 2016, Mr. Vargas, loaned the Company $22,000, which is evidenced by a Promissory Note in the amount of $22,000, with interest accruing on the principal amount of 6% per annum and due on December 31, 2019.

On June 6, 2017, Mr. Vargas loaned an additional $10,000 to the Company, which is evidenced by a Promissory Note in the amount of $10,000, with interest accruing on the principal amount of 6% per annum and due on December 31, 2019.

In addition, we raised a total of $7,755 through our public offering which closed on September 18, 2017.

Mr. Vargas, has also offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he is under no legal obligation to provide funding.  This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

We will likely require additional financing in order to move forward with our exploration of the claim. If our exploration programs are successful in discovering commercially exploitable reserves, we will require significant additional funds in order to place the Mineral Property into production. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of gold and the costs of commercial production of gold. These factors may make the necessary timing, amount, terms or conditions of additional financing unavailable to us.

Off Balance Sheet Arrangements

As of November 30, 2017, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have an impact on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

(Starting on the following page)

PUEBLA RESOURCES CORP.

CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended November 30, 2017 and the

Period from Inception November 7, 2016 to November 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Puebla Resources Corp.

We have audited the accompanying consolidated balance sheets of Puebla Resources Corp. (the "Company") as of November 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the year ended November 30, 2017 and for the period November 7, 2016 (date of inception) to November 30, 2016. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016 and the results of their operations and cash flows for the year ended November 30, 2017 and the period November 7, 2016 (date of inception) to November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, among other going concern matters discussed, the Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financing to fund ongoing operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

January 19, 2018

PUEBLA RESOURCES CORP.

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2017	2016
ASSETS

Current assets
Cash	$3,700	$8,956
Total current assets	3,700	8,956

Mineral property option - (Note 4)	1,000	-

Total assets	$4,700	$8,956

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$10,003	$4,921
Total current liabilities	10,003	4,921

Long-term liabilities
Notes payable - related party - (Note 5)	32,000	-
Accrued interest - related party - (Note 5)	1,582	-
Total long-term liabilities	33,582	-

Total liabilities	43,585	4,921

STOCKHOLDER’S (DEFICIT) EQUITY

Preferred stock, $0.001 par value
10,000,000 shares authorized, none issued as of November 30, 2017 and 2016	-	-
Common stock, $0.001 par value
90,000,000 shares authorized, 3,210,000 shares issued as of November 30, 2017	3,210	-
Additional paid in capital	13,445	-
Shares to be issued	-	9,000
Accumulated deficit	(55,540)	(4,965)

Total stockholder’s (deficit) equity	(38,885)	4,035

Total liabilities and stockholder’s (deficit) equity	$4,700	$8,956

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		From
		inception
	Year	(November 7,
	Ended	2016) to
	November 30,	November 30,
	2017	2016

Expenses
Accounting and audit	$23,281	$-
Bank charges	515	41
Foreign exchange (income) loss	(7)	3
Interest expense - related party	1,582	-
Legal fees	10,606	900
Property exploration costs	5,000	2,000
Office expenses	3,269	250
Transfer and filing fees	6,329	1,771

Net loss	$(50,575)	$(4,965)

Basic and diluted net loss per common share	$(0.02)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	2,085,863	1,800,000

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

For the period from inception (November 7, 2016) to November 30, 2017

					Additional
	Preferred Shares		Common Shares		Paid In	Shares To	Accumulated
	Number	Amount	Number	Amount	Capital	Be Issued	Deficit	Total

Balance, inception (November 7, 2016)	-	$-	-	$-	$-	$-	$-	$-

Capital stock to be issued	-	-	-	-	-	9,000	-	9,000
Net loss for the period	-	-	-	-	-	-	(4,965)	(4,965)

Balance, November 30, 2016	-	-	-	-	-	9,000	(4,965)	4,035

Shares issued @ $0.0050	-	-	1,800,000	1,800	7,200	(9,000)	-	-
Shares issued @ $0.0055	-	-	1,410,000	1,410	6,345	-	-	7,755
Share issuance costs	-	-	-	-	(100)	-	-	(100)
Net loss for the year	-	-	-	-	-	-	(50,575)	(50,575)

Balance, November 30, 2017	-	$-	3,210,000	$3,210	$13,445	$-	$(55,540)	$(38,885)

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		From
		inception
	Year	(November 7,
	Ended	2016) to
	November 30,	November 30,
	2017	2016

Cash flows used in operating activities
Net loss	$(50,575)	$(4,965)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,082	4,921
Accrued interest - related party	1,582	-

Net cash used in operating activities	(43,911)	(44)

Cash Flows used in Investing Activities
Mineral property option	(1,000)	-

Net cash used in investing activities	(1,000)	-

Cash Flows from Financing Activities
Shares issued	7,755	-
Shares issuance costs	(100)	-
Shares to be issued	-	9,000
Proceeds from note payable - related party	32,000	-

Net cash provided by financing activities	39,655	9,000

(Decrease) increase in cash during the year/period	(5,256)	8,956

Cash, beginning of the year/period	8,956	-

Cash, end of the year/period	$3,700	$8,956

Supplemental information
Interest and taxes paid in cash	$-	$-

Supplemental Disclosure of non-cash transactions
Issuance of common stock	$9,000	$-

SEE ACCOMPANYING NOTES THAT ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

Note 1

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has yet to achieve profitable operations, expects to incur further losses in the development of its business, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financing to fund ongoing operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however, there is no assurance of additional funding being available or on acceptable terms, if at all. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence.

Note 2

Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which may have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of Puebla and PRC.  All significant inter-company transactions and balances have been eliminated.

Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.  To date, the Company has not commenced any mining operations.

Mineral property acquisition costs will be capitalized in accordance with FASB ASC 930, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs will be expensed as incurred if the criteria for capitalization are not met.

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

Note 2

Summary of Significant Accounting Policies - (cont’d)

In the event that mineral property acquisition costs are paid with Company shares, those shares will be recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs will be expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable will be provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, will be estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.

Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures will be charged to the accumulated provision amounts as incurred.

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations are denominated in US dollars.  The Company also uses the United States dollar as its reporting currency.

Assets and liabilities denominated in a foreign currency are initially translated at the exchange rate in effect as of the transaction date.  At a period end, such assets and liabilities are translated using the exchange rate at the balance sheet date. Revenue and expense accounts are translated at the average rates of exchange prevailing during the period.  Any exchange gains and losses are included in the Statement of Operations.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  The Company has no liability for uncertain tax positions as of November 30, 2017 and 2016. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended November 30, 2017 and the period ended November 30, 2016.

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

Note 2

Summary of Significant Accounting Policies - (cont’d)

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company had no dilutive securities outstanding as of both November 30, 2017 and 2016.

Recently Issued Accounting Pronouncements

Effective November 30, 2017, the Company adopted, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (“ASU 2014-15”). Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures.  This guidance is expected to reduce the diversity in the timing and content of footnote disclosures.

ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principals that are currently in auditing standards generally accepted in the United States of America as specified in the guidance.  The adoption of ASU 2014-15 did not have a significant impact on the Company’s consolidated financial statements.

On November 30, 2017, the Company adopted ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet.  A reporting entity should apply the amendment prospectively or retrospectively.  The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements as the Company continues to provide a full valuation allowance against its net deferred tax assets.

In August 2016 the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (year ending November 30, 2019 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the filing of this report.

Management does not believe that any other recently issued, but not effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

Note 3

Fair Value Measures

The carrying value of the Company’s financial assets and liabilities, which consist of cash and accounts payable and accrued liabilities approximate their fair value due to the short nature of such instruments.  The carrying value of the note payable - related party and the accrued interest thereon approximated its fair value as of November 30, 2017 as the interest rate approximated market.

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

In order to earn the 100% interest in the Goldstar Property, the Company must incur $1,000 upon signing the agreement (paid) and $75,000 of aggregate exploration expenditures, which are to be incurred, on the Goldstar Property on or before December 31, 2022. As of the date of this filing, the Company has incurred $5,000 of exploration expenditures.

Note 5

Notes payable - related party

Note 1

On December 8, 2016, the Company’s President loaned $22,000 to the Company and the Company issued a promissory note for such amount. The promissory note is unsecured and bears interest at 6% per annum. Principal and accrued interest mature on December 31, 2019.

During the year ended November 30, 2017, the Company incurred interest expense of $1,291 (period ended November 30, 2016: $nil) pursuant to this note payable. Total accrued interest on this note as of November 30, 2017 was $1,291 (November 30, 2016 - $nil).

Note 2

On June 6, 2017, the Company’s President loaned $10,000 to the Company and the Company issued a promissory note for such amount.  The promissory note is unsecured and bears interest at 6% per annum.  Principal and interest mature on December 31, 2019.

During the year ended November 30, 2017, the Company incurred interest expense of $291 (period ended November 30, 2016: $nil) pursuant to this note payable.  Total accrued interest on this note as of November 30, 2017 was $291 (November 30, 2016 - $nil).

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

Note 6

Capital Stock

Authorized

10,000,000

Preferred stock of par value $0.001, currently have no rights or restrictions assigned.

90,000,000

Common shares of par value $0.001, voting and participating shares.

Issued

a)

On November 28, 2016, the Company received and accepted a subscription to purchase 1,800,000 common shares at $0.005 per share for aggregate proceeds of $9,000 from the Company’s president. The shares were issued on March 10, 2017. Prior to the issuance of the shares of common stock the proceeds were classified as shares to be issued.

b)

On September 6, 2017, the Company filed an amended prospectus for the issuance of a maximum of 1,500,000 shares of its common stock at a price of $0.0055 per share. Pursuant to the offering the Company issued 1,410,000 shares for gross proceeds of $7,755 and incurred cash agent fees of $100, which have been recorded as share issuance costs.

Note 7

Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended November 30, 2017	From inception (November 7, 2016) to November 30, 2016

Federal income tax rate	34.0%	34.0%

Loss before income taxes	$50,575	$4,965

Expected approximate tax recovery on net loss, before income tax	$17,196	$1,688
Changes in valuation allowance	(17,196)	(1,688)

Income tax	$--	$--

The component of the Company’s deferred tax asset is as follows:

	Year Ended November 30, 2017	From inception (November 7, 2016) to November 30, 2016

Deferred income tax assets
Net operating losses carried forward	$18,884	$1,688
Less: valuation allowance	(18,884)	(1,688)

Deferred income tax assets	$--	$--

PUEBLA RESOURCES CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

Note 7

Income Taxes - (Cont’d)

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets.

At November 30, 2017, the Company has incurred accumulated net operating losses in the United States of America totaling $55,540 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2036	$4,965
2037	$50,575

The 2015 and 2016 tax returns remain open to examination by federal tax authorities.

The Company recorded no income tax expense for the year ended November 30, 2017 and the period ended November 30, 2016 due to losses incurred.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our November 30, 2017 fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance of $7,221.

Note 8

Subsequent Event

Except as disclosed above, there were no other subsequent events which took place after November 30, 2017, which required disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, or financial statements disclosure.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, November 30, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer / Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer / Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of November 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of November 30, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending November 30, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and his age as of the date of this Prospectus is as follows:

Name	Age	Position(s) and Office(s) Held
Alejandro Vargas	30	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Alejandro Vargas. Mr. Vargas was appointed as our President, CEO, CFO, and sole Director concurrently with him founding the Company on November 7, 2016. Mr. Vargas is an Electrical Engineer. For the past 6 years, he has been employed by an electrical contracting firm based in Puerto Vallarta, Mexico.

Mr. Vargas does not have any prior experience as a chief executive or as the head of a public company.  There are no items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

There are no arrangements or understandings between Mr. Vargas and any other person with respect to his becoming an officer and director or our company. He is not, nor has he been an officer or director of any other public company.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and (5) being otherwise involved in any legal proceeding described in Item 401(f) of Regulation S-K.

Committees of the Board

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Until further determination by the board, the full board of directors will undertake the duties of the Audit Committee, Compensation Committee, and Nominating Committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-

The appropriate size of our Board of Directors;

-

Our needs with respect to the particular talents and experience of our directors;

-

The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

-

Experience in political affairs;

-

Experience with accounting rules and practices; and

-

The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify, evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

We currently have not adopted a code of ethics for the Board or executives.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We presently do not have employment agreements with our executive officer and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, we have not paid any cash and/or stock compensation to our named executive officer.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alejandro Vargas, President, CEO, CFO, and director	2017 2016	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Outstanding Equity Awards at Fiscal Year-end Table

As of November 30, 2017, we had not adopted any equity compensation plan and no stock, options or other equity securities were awarded to our executive officer during the year ended November 30, 2017

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of January 15, 2018, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 3,210,000 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common	Alejandro Vargas Apartado Postal 3-3 Pitillal, Jalisco, 48290, Mexico	1,800,000	56%
Common	Total all executive officers and directors	1,800,000	56%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1.  On December 8, 2016, Mr. Vargas loaned $22,000 to the Company and the Company issued a promissory note for such amount.  The promissory note is unsecured and bears interest at 6% per annum.  Principal and accrued interest mature on December 31, 2019.

2. On June 6, 2017, Mr. Vargas loaned $10,000 to the Company and the Company issued a promissory note for such amount.  The promissory note is unsecured, and bears interest at 6% per annum.  Principal and interest mature on December 31, 2019.

Mr. Vargas, has offered to fund our basic legal and accounting compliance expenses through additional infusions of equity or debt capital on an as-needed basis, although he has no legal commitment to provide such funds. This offer is not the subject of a formal written agreement with us, and there are no specific limits as to time or dollar amount.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2017	2016
Audit fees	$13,500	$7,500
Audit related fees	$3,004	$--
Tax fees	$3,000	$2,000
All other fees	$--	$--
Total	$19,504	$9,500

Audit Fees consist of fees billed for professional service rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.  Audit fees also include fees for services provided in connection with registration of securities, comfort letters, and review of documents filed with the SEC.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under audit fees.  These services relate primarily to the registration statements filed by the Company.

Tax Fees consist of fees billed for professional services for tax compliance assistance rendered during the fiscal year.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for both fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Promissory Note in the amount of $22,000 due December 31, 2019 (1)
10.2	Property Option Agreement (1)
10.3	Agreement with Consulting Geologist (2)
10.4	Promissory Note in the amount of $10,000 due December 31, 2019 (3)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2017 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on March 13, 2017.

(2) Incorporated by reference to Registration Statement on Form S-1/A filed on April 13, 2017.

(3) Filed as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2017.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Puebla Resources Corp.

Date:	January 19, 2018

By:	/s/ Alejandro Vargas Alejandro Vargas
Title:	Chief Executive Officer Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicate:

Puebla Resources Corp.

Date:	January 19, 2018

By:	/s/ Alejandro Vargas Alejandro Vargas
Title:	Chief Executive Officer Principal Executive Officer, Chief Financial Officer and Principal Accounting Officer